Form 10-Q
period 1996-06-30
AMERICAN PAD & PAPER CO OF DELAWARE INC
filed 1996-08-14
CIK 817647

_______________________________________________________________________________
_______________________________________________________________________________

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                   Commission file number      1-11803
                                             -------------------

                          AMERICAN PAD & PAPER COMPANY
             (Exact name of registrant as specified in its charter)

           Delaware                                   04-3164298
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                    Identification No.)

17304 Preston Road, Suite 700,  Dallas, TX            75252-5613
(Address of principal executive offices)              (Zip Code)

       Registrant's telephone number, including area code: (214) 733-6200


                   Commission file number      333-3006
                                             -------------------

                 AMERICAN PAD & PAPER COMPANY OF DELAWARE, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                 25-1512956
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                  Identification No.)

17304 Preston Road, Suite 700,  Dallas, TX            75252-5613
 (Address of principal executive offices)             (Zip Code)


      Registrant's telephone number, including area code: (214) 733-6200


     Indicate by check mark whether each Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that each Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     American Pad & Paper Company                       Yes       No    X
                                                            -----     -----
     American Pad & Paper Company of Delaware, Inc.     Yes       No    X
                                                            -----     -----


     As of August 10, 1996, American Pad & Paper Company had 27,399,809 shares of Common Stock outstanding. As of August 10, 1996, American Pad & Paper Company of Delaware, Inc. had 100 shares of Common Stock outstanding, all of which are owned by American Pad & Paper Company.

________________________________________________________________________________
________________________________________________________________________________

                         AMERICAN PAD & PAPER COMPANY

                AMERICAN PAD & PAPER COMPANY OF DELAWARE, INC.

                     QUARTERLY PERIOD ENDED JUNE 30, 1996

                                     INDEX

                                                                PAGE NO.
                                                                -------
PART I   FINANCIAL INFORMATION

         Important Explanatory Note..............................  1

         Item 1.   Financial Statements..........................  2

                   Condensed Consolidated Balance Sheets as
                   of December 31, 1995 and June 30, 1996........  2

                   Condensed Consolidated Statements of
                   Operations for the three months ended June 30,
                   1995 and 1996 and for the six months ended
                   June 30, 1995 and 1996........................  3

                   Condensed Consolidated Statements of
                   Cash Flows for the six months ended June 30,
                   1995 and 1996.................................  4

                   Notes to Consolidated Financial Statements....  5

         Item 2.   Management's Discussion and Analysis of
                   Financial Condition and Results of
                   Operations.................................... 15

PART II  OTHER INFORMATION

         Item 4.   Submission of Matters to a Vote of
                   Security-Holders.............................. 17

         Item 6.   Exhibits and Reports on Form 8-K.............. 17

                        PART I.  FINANCIAL INFORMATION

IMPORTANT EXPLANATORY NOTE.

          This integrated Form 10-Q is filed pursuant to the Securities Exchange Act of 1934, as amended, for each of American Pad & Paper Company, a Delaware corporation, and its wholly owned subsidiary, American Pad & Paper Company of Delaware, Inc., a Delaware corporation. Unless the context requires otherwise, references herein to the "Company" refer to both American Pad & Paper Company and American Pad & Paper Company of Delaware, Inc. American Pad & Paper Company is a holding company with no operations separate from its operating subsidiary, American Pad & Paper Company of Delaware, Inc. No separate financial information for American Pad & Paper Company of Delaware, Inc. has been provided herein because management of the Company believes such information would not be meaningful because (i) American Pad & Paper Company of Delaware, Inc. is the only direct subsidiary of American Pad & Paper Company, which has no operations other than those of American Pad & Paper Company of Delaware, Inc. and its subsidiaries and (ii) all assets and liabilities of American Pad & Paper Company are recorded on the books of American Pad & Paper Company of Delaware, Inc. There is no material difference between American Pad & Paper Company and American Pad & Paper Company of Delaware, Inc. for the disclosure required by the instructions to Form 10-Q and therefore, unless otherwise indicated, the responses set forth herein apply to each of American Pad & Paper Company and American Pad & Paper Company of Delaware, Inc.

ITEM I.     FINANCIAL STATEMENTS


AMERICAN PAD & PAPER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
- - -------------------------------------------------------------------------------

                                                                    PRO FORMA
                                                                      EQUITY
                                          DECEMBER 31,   JUNE 30,    JUNE 30,
       ASSETS                                 1995         1996        1996
       ------                             ------------  ---------   ---------
Current assets:
 Cash                                      $  18,341    $   3,141
 Restricted cash                               3,619        2,095
 Accounts receivable, net                     25,943       44,995
 Refundable income taxes                       3,657           --
 Inventories                                  93,061      111,654
 Prepaid expenses and other
  current assets                                 927        2,735
 Management services agreement                    --        5,000
 Assets held for sale                         42,578          445
 Deferred income taxes                        15,009        6,856
                                           ---------    ---------
    Total current assets                     203,135      176,921
Property and equipment, net                  106,768      132,478
Intangible assets, net                       191,012      202,020
Other                                          3,441        2,256
                                           ---------    ---------
   Total                                   $ 504,356    $ 513,676
                                           =========    =========

  LIABILITIES AND STOCKHOLDERS'
  ----------------------------
            DEFICIT
            -------

Current liabilities:
 Current portion of long-term debt         $  11,834    $  14,613
 Accounts payable                             37,048       36,479
 Accrued expenses                             44,835       45,874
 Income taxes payable                            494          181
                                           ---------    ---------
    Total current liabilities                 94,211       97,147
Long-term debt                               443,794      447,806
Deferred income taxes                         30,070       31,896
Other                                          2,702        3,726
                                           ---------    ---------
    Total liabilities                        570,777      580,576
                                           ---------    ---------

Stockholders' deficit
 Preferred stock, 150,000 shares
  authorized, 58,449 shares
  issued and outstanding                     113,887      113,887
 Common stock, voting, $.01 par value,
  2,000,000 shares authorized, 900,000
  shares issued and outstanding on an
  actual basis and 75,000,000 shares
  authorized and 14,899,809 shares
  issued and outstanding on a pro forma
  basis                                            9            9   $     149
 Additional paid-in capital                   14,240       14,240     127,987
 Accumulated deficit                        (194,557)    (195,036)   (195,036)
                                           ---------    ---------   ---------
    Total stockholders' deficit              (66,421)     (66,900)  $ (66,900)
                                           ---------    ---------   =========
     Total liabilities and
      stockholders' deficit                $ 504,356    $ 513,676
                                           =========    =========


           See notes to condensed consolidated financial statements.


AMERICAN PAD & PAPER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
- - --------------------------------------------------------------------------------------------------

                                                   THREE MONTHS                 SIX MONTHS
                                                  ENDED JUNE 30,              ENDED JUNE 30,
                                                1995          1996          1995          1996
                                             -----------   -----------   -----------   -----------
Net sales                                    $    44,772   $   114,099   $    92,222   $   234,207
Cost of sales                                     36,848        89,168        79,001       185,748
                                             -----------   -----------   -----------   -----------

    Gross profit                                   7,924        24,931        13,221        48,459

Operating expenses:
  Selling and marketing                            1,166         3,893         2,329         7,220
  General and administrative                       1,681         7,832         3,268        15,530
                                             -----------   -----------   -----------   -----------

Income from operations                             5,077        13,206         7,624        25,709

Other income (expense):
  Interest                                        (2,132)      (12,491)       (3,788)      (25,033)
  Other income, net                                   94           500           159           770
                                             -----------   -----------   -----------   -----------

Income before income taxes                         3,039         1,215         3,995         1,446
Provision for income taxes                         1,164           524         1,531           625
                                             -----------   -----------   -----------   -----------

Income before extraordinary item                   1,875           691         2,464           821

Extraordinary loss from extinguishment
of debt (net of income tax benefit of $989)            -        (1,300)            -        (1,300)
                                             -----------   -----------   -----------   -----------

Net income (loss)                            $     1,875   $      (609)  $     2,464   $      (479)
                                             ===========   ===========   ===========   ===========

Pro forma income (loss) per share:
   Income before extraordinary item          $       .11   $       .04   $       .14   $       .05
   Extraordinary item                                  -          (.08)            -          (.08)
                                             -----------   -----------   -----------   -----------
   Net income (loss)                         $       .11   $      (.04)  $       .14   $      (.03)
                                             ===========   ===========   ===========   ===========

Pro forma weighted average shares
  outstanding                                 17,106,698    17,106,698    17,106,698    17,106,698
                                             ===========   ===========   ===========   ===========




           See notes to condensed consolidated financial statements.

AMERICAN PAD & PAPER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

- - -------------------------------------------------------------------------------

                                                      SIX MONTHS
                                                    ENDED JUNE 30,
                                                   1995       1996
                                                   ----       ----
Cash flows from operating activities:
  Net income (loss)                             $  2,464   $   (479)
  Adjustments to reconcile net income
   (loss) to net cash provided by
   (used in) operating activities:
    Depreciation                                     838      4,138
    Amortization of intangible assets                 61      2,131
    Extraordinary loss on
     extinguishment of debt                            -      1,300
    Amortization of debt issuance costs              520      2,520
    Gain on sale of assets                          (132)       (49)
    Changes in:
      Restricted cash                                (19)     2,394
      Accounts receivable                         (6,458)    11,178
      Refundable income taxes                                 3,657
      Inventories                                (10,001)    (5,804)
      Prepaid expenses and other
       current assets                               (339)    (1,413)
      Deferred tax asset, net                      1,552      8,249
      Accounts payable                            (3,002)    (6,398)
      Accrued expenses                            (2,201)    (8,543)
      Other assets                                  (103)     1,266
      Other liabilities                              (43)       332
                                                --------   --------
       Net cash provided by (used in)
        operating activities                     (16,863)    14,479
                                                --------   --------

Cash flows from investing activities:
  Purchase of Niagara, including
   acquisition costs and services                           (52,376)
  Purchases of property and equipment               (877)    (4,822)
  Proceeds from sale of Personalizing
   Division                                                  47,890
  Proceeds from sale of assets                       132        913
  Net cash used by assets held for sale                -     (2,515)
                                                --------   --------

        Net cash used in investing
         activities                                 (745)   (10,910)
                                                --------   --------
Cash flows from financing activities:
  Repayment of old accounts receivable
   facility                                                 (45,000)
  Proceeds from new accounts receivable
   facility                                                  35,000
  Repayment of new accounts receivable
   facility                                                 (10,000)
  Net borrowings under line of credit             18,991
  Proceeds from long-term debt                               33,272
  Repayment of long-term debt                     (1,383)   (30,379)
  Debt issuance costs                                  -     (1,662)
                                                --------   --------

     Net cash provided by (used in)
      financing activities                        17,608    (18,769)
                                                --------   --------

     Net decrease in cash                              -    (15,200)

Cash, beginning of period                              4     18,341
                                                --------   --------

Cash, end of period                             $      4   $  3,141
                                                ========   ========

           See notes to condensed consolidated financial statements.

AMERICAN PAD & PAPER COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
- - -------------------------------------------------------------------------------

1. ORGANIZATION, BASIS OF PRESENTATION AND BUSINESS

   Organization and Basis of Presentation

          American Pad & Paper Company (the "Company") was incorporated on June 2, 1992 as a holding company to acquire all of the outstanding stock of Ampad Corporation ("Ampad"), the surviving entity from the merger between Ampad Acquisition Corporation and Ampad. The Company had no operations through July 31, 1992. All of the Company's operations are conducted through American Pad & Paper Company of Delaware, Inc. and its wholly owned subsidiaries.

          The financial statements of the Company present the accounts and operations of the Company and its wholly-owned subsidiaries. Additionally, the consolidated financial statements include the accounts of Notepad Funding Corporation, a special purpose corporation utilized in the accounts receivable facility. All significant intercompany balances have been eliminated. Certain prior and current year amounts have been reclassified for comparative purposes.

   Business

          The Company is one of the largest manufacturers and marketers of paper-based office products (excluding computer forms and copy paper) in North America. It offers a broad assortment of products through two complementary businesses: Ampad (writing pads, file folders and other paper-based office products) and Williamhouse (envelopes). The Company's products are distributed through large mass merchant retailers, office product superstores, warehouse clubs, major contract stationers, office products wholesalers, independent dealers and merchants. Substantially all sales are to customers within the United States.

   Interim Financial Information

          The accompanying interim financial statements are unaudited. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes the disclosures included herein are adequate to make the information presented not misleading. These interim financial statements should be read in conjunction with the Company's financial statements for the year ended December 31, 1995.

          The accompanying interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial position at June 30, 1996 and the results of its operations and its cash flows for the six month periods ended June 30, 1996 and 1995. The results of operations for the interim periods presented are not necessarily indicative of results of the full fiscal year.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Significant accounting policies followed in the preparation of the consolidated financial statements are as follows:

   Earnings per share

          Given the changes in the Company's capital structure to be effected in connection with the initial public offering of the Company's common stock completed on July 8, 1996, historical earnings per common share amounts are not presented in the consolidated financial statements as they are not considered to be meaningful. Pro forma earnings per share is presented and reflects conversion of the preferred stock into common stock for the same periods outstanding as the underlying common stock on which the preferred stock was issued.

          The pro forma weighted average shares outstanding gives effect to the 8.1192-for-one stock split and has been adjusted to reflect as outstanding, using the treasury stock method at the initial public offering price, all shares issuable upon the exercise of stock options granted subsequent to April 25, 1995 (one year prior to the initial public offering filing date pursuant to the Securities and Exchange Commission's rules).

 Pro Forma Equity Presentation

          Pro forma stockholders' equity as of June 30, 1996 is presented to reflect, upon the closing of the initial public offering of the Company's common stock, the effect of the 8.1192-for-one stock split and the conversion of the preferred stock into common stock at a conversion rate based on an initial public offering price of $15.00 per share. The pro forma stockholders' equity does not reflect the net offering proceeds.

3. SIGNIFICANT TRANSACTIONS

 Niagara Envelope Company, Inc.

          Effective June 28, 1996, the Company acquired the stock of Niagara Envelope Company, Inc. ("Niagara"). This acquisition was accounted for under the purchase method of accounting. Accordingly, the aggregate acquisition cost was allocated to the net assets acquired based on the fair value of such net assets in accordance with Accounting Principles Board Opinion (APB) No. 16. The aggregate acquisition costs totaled $47,647 and consisted of cash of $44,620 and direct acquisition costs of $3,027. Additionally, the company paid $5,000 at closing under a one-year consulting services agreement. The Company principally financed the acquisition through proceeds from the sale of the Regency division described below. The aggregate acquisition cost has been preliminary allocated to the assets acquired and liabilities assumed as follows: cash and restricted cash of $1,141, accounts receivable of $10,230, inventories of $12,788, prepaid and other assets of $1,519, management services agreement of $5,000, property and equipment of $25,113, deferred income tax liability of $1,992, accounts payable $5,828, accrued expenses $9,996, other noncurrent liabilities of $693 and assumed debt of $3,900. The aggregate acquisition costs exceeded fair market value of the net assets acquired by $19,265. Accordingly, goodwill was recorded in accordance with APB No. 16 and is being amortized over 40 years. The operating results of this acquisition are not included in the accompanying condensed consolidated financial statements.

 WR Acquisition, Inc./Williamhouse-Regency

          The Company acquired WR Acquisition, Inc. ("WR") and its wholly-owned subsidiary Williamhouse-Regency of Delaware, Inc. ("Williamhouse") (later renamed American Pad & Paper Company of Delaware, Inc.) through a merger transaction effective October 31, 1995. The transaction was accounted for under the purchase method of accounting. Accordingly, the aggregate acquisition cost was allocated to the net assets acquired based on the fair market value of such net assets in accordance with APB No. 16. The aggregate acquisition cost totaled $147,853 and consisted of cash of $140,000 and direct acquisition costs of $7,853. The acquisition was entirely financed through the Company's bank credit agreement (the "Bank Credit Agreement") and an off-balance sheet accounts receivable facility. The aggregate acquisition costs were allocated to the assets acquired and liabilities assumed as follows: accounts receivable of $39,174; inventories of $49,496; prepaid expenses and other assets of $8,699; net assets held for sale of $40,851; property and equipment of $88,688; identifiable intangible assets of $37,900; deferred income tax liability of $27,644; accounts payable of $17,518; accrued expenses of $36,482; noncurrent liabilities of $2,019 and assumed debt of $152,905. The aggregate acquisition costs exceeded fair market value of the net assets acquired by $119,613. Accordingly, goodwill was recorded in accordance with APB No. 16 and is being amortized over 40 years. The operating results have been included in the accompanying condensed consolidated financial statements since the date of acquisition. The businesses acquired include the Williamhouse division, a manufacturer of a wide range of mill branded, specialty and commodity envelopes; and the Regency division, which provides custom imprinting services.

          The Regency personalized stationery and invitations division (the "Personalizing Division") acquired in the acquisition was identified by the Company's management at the date of acquisition as a nonstrategic asset held for sale. The purchase price allocated to the net assets acquired included the expected proceeds from sale plus the net cash flows expected to be generated from the Personalizing Division from date of acquisition through the expected date of sale (the holding period), offset by interest expense incurred during the holding period on debt incurred to finance the purchase of the Personalizing Division. On June 27, 1996, the Personalizing Division was sold for net proceeds of $51,807, subject to certain post-closing purchase price adjustments. The net proceeds from the sale exceeded the carrying amount of the asset held for sale at the date of sale by $3,664. As such, the preliminary purchase price allocation was adjusted resulting in a $3,664 reduction to goodwill. During the three month period and the six month period ended June 30, 1996, the Personalizing Division had operating income of $1,752 and $2,369 respectively, and interest carrying costs of $942 and $1,884, respectively, which have been excluded from the statement of operations and included as adjustments to the carrying amount of the net assets held for sale through the date of sale.

Globe-Weis

          Effective August 16, 1995, the Company acquired the inventories and certain equipment of the file folder and hanging file folder product lines of Globe-Weis's ("Globe") office products division from Globe's parent. For financial reporting purposes, this acquisition was accounted for under the purchase method of accounting. Accordingly, the aggregate acquisition cost was allocated to the net assets acquired based on the fair value of such net assets in accordance with APB No. 16. The aggregate acquisition costs totaled $19,958 and consisted of cash of $6,911, notes issued to the seller of $10,958 and direct acquisition and financing costs of $2,089. The Company principally financed the acquisition through its financing arrangement with a commercial lender and notes issued to the seller. The allocation of the aggregate acquisition costs was as follows: inventories of $12,848, equipment of $5,445, and debt issuance costs of $1,665. The operating results of this acquisition have been included in the accompanying consolidated financial statements since the date of acquisition.

Initial Public Offering

          Effective July 8, 1996, the Company completed an initial public offering (the "Offering") of 12,500,000 shares of common stock. The net proceeds to the Company from the Offering were $176.8 million. The Company used such proceeds to (i) repay $95.8 million on the indebtedness incurred under the Bank Credit Agreement, (ii) redeem $70 million aggregate principal amount of the 13% Senior Subordinated Notes (the "Notes") from the holders thereof on a pro rata basis, (iii) pay $7.7 million in redemption premiums on the Notes and (iv) pay approximately $3.3 million in fees associated with the Offering.

New Bank Credit Agreement

          Contemporaneously with the Offering, the Company refinanced and retired all remaining indebtedness under the Bank Credit Agreement with the proceeds of the loans under a new bank credit agreement (the "New Bank Credit Agreement"). As a result of the refinancing, effective July 8, 1996, the Company borrowed $162 million in revolving loans and $6.5 million in Swingline loans. The proceeds of these loans was used to (i) pay off the remaining $145 million in Term Loans, $5 million in revolver loans and $7.7 million in swingline loans outstanding under the existing Bank Credit Agreement and (ii) pay approximately $8.6 million in fees associated with the New Bank Credit Agreement. The New Bank Credit Agreement provides a revolving credit facility of $300 million. As a result of the New Bank Credit Agreement, the Company's effective interest rate under its senior credit facility was reduced by approximately 189 basis points contemporaneously with the Offering.

          The following summary presents the results of operations for the six months ended June 30, 1995 and 1996, on an unaudited pro forma basis, as if the Niagara, Williamhouse and Globe acquisitions and the initial public offering and the new bank credit agreement had occurred as of January 1, 1995 (with appropriate adjustments for amortization of intangible assets, interest expense, elimination of duplicate selling and administrative expenses and the related income tax effects). The pro forma operating results are for illustrative purposes only and do not purport to be indicative of the actual results which would have occurred had the transactions been consummated as of those earlier dates, nor are they indicative of results of operations which may occur in the future.


                                             SIX MONTHS ENDED
                                                 JUNE 30,
                                       ----------------------------
                                            1995         1996
                                           ------       ------
                                         (UNAUDITED)  (UNAUDITED)
Net sales                                 $ 293,818    $ 288,737
                                          ---------    ---------

Income before income taxes and
 extraordinary item                       $  10,095    $  16,833
                                          =========    =========

Net income before extraordinary item      $   4,662    $   9,696
                                          =========    =========

Net income from continuing operations
 after extraordinary item                 $   4,662    $   8,396
                                          =========    =========
Net income per share                      $     .16    $     .28
                                          =========    =========

4. ACCOUNTS RECEIVABLE


     Accounts receivable consist of the following:

                                                  December 31,    June 30,
                                                     1995           1996
                                                  ------------  -----------
                                                                (unaudited)
Accounts receivable--trade                        $  25,539     $  39,736
Accounts receivable--other                            2,013         7,168
Less allowance for doubtful accounts and
 reserves for customer deductions and
 cash discounts                                      (1,609)       (1,909)
                                                  ---------     ---------
                                                  $  25,943     $  44,995
                                                  =========     =========

          On May 29, 1996 the Company entered into a new $60 million Accounts Receivable Facility to sell, on a revolving basis, an undivided interest in a designated pool of trade accounts receivable. At June 30, 1996, $25 million of receivables were sold and are excluded from receivables in the accompanying balance sheets. The full amount of the allowance for doubtful accounts has been retained because the Company has retained substantially the same risk of credit loss as if the receivables had not been sold through the recourse provision of the receivable sale agreement. Under the agreement, the maximum amount of the purchaser's investment is subject to change based on the level of eligible receivables and restrictions on concentrations of receivables.


5. INVENTORIES


Inventories consist of the following:

                                                  December 31,    June 30,
                                                     1995           1996
                                                  ------------  -----------
                                                                (unaudited)
Raw material and semi-finished goods              $  36,129     $  37,613
Work in process                                       7,114         9,941
Finished goods                                       60,266        72,006
                                                  ---------     ---------
                                                    103,509       119,560
LIFO reserve                                        (10,448)       (7,906)
                                                  ---------     ---------
                                                  $  93,061     $ 111,654
                                                  =========     =========

6. PROPERTY, PLANT AND EQUIPMENT

The cost and accumulated depreciation of property, plant and equipment are as follows:

                                                  December 31,    June 30,
                                                      1995          1996
                                                  ------------  -----------
                                                                (unaudited)
Property, plant and equipment                     $ 111,347     $ 141,195
Accumulated depreciation                             (4,579)       (8,717)
                                                  ---------     ---------
                                                  $ 106,768     $ 132,478
                                                  =========     =========

7. INTANGIBLE ASSETS

The cost and accumulated amortization of intangible assets are as follows:

                                                  December 31,    June 30,
                                                      1995          1996
                                                  ------------  ----------
                                                                (unaudited)
Debt issuance costs                               $  33,775     $  33,447
Accumulated amortization                               (846)       (3,366)
                                                  ---------     ---------

                                                     32,929        30,081
                                                  ---------     ---------

Goodwill                                            121,176       136,847
Accumulated amortization                               (793)       (2,319)
                                                  ---------     ---------

                                                    120,383       134,528
                                                  ---------     ---------

Intangible assets                                    37,900        38,216
Accumulated amortization                               (200)         (805)
                                                  ---------     ---------

                                                     37,700        37,411
                                                  ---------     ---------

                                                  $ 191,012     $ 202,020
                                                  =========     =========

8. CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF GUARANTOR SUBSIDIARIES

          The 13% Senior Subordinated Notes are guaranteed by substantially all of the subsidiaries of American Pad & Paper Company of Delaware, Inc. ("Delaware"), a wholly-owned subsidiary of the Company and formerly known as Williamhouse-Regency of Delaware, Inc. The subsidiary guarantees are full, unconditional and joint and several. Each of the guarantor subsidiaries are wholly-owned. The Company is not a guarantor of the Notes. Separate financial statements of the guarantor subsidiaries are not presented because management has determined that they would not be material to investors. However, condensed consolidating financial information as of December 31, 1995 and June 30, 1996 and for the three and six months ended June 30, 1996 are presented. The condensed consolidating financial information of Delaware is as follows:

 CONDENSED CONSOLIDATING BALANCE SHEET


                                                                   DECEMBER 31, 1995
                                          -------------------------------------------------------------------
                                                       GUARANTOR     NONGUARANTOR                CONSOLIDATED
                                           DELAWARE   SUBSIDIARIES    SUBSIDIARY    ELIMINATIONS     TOTAL
                                           --------   ------------    ----------    ------------     -----
ASSETS
Current assets:
  Cash                                     $ 18,295       $     33        $    13   $               $ 18,341
  Restricted cash                             3,619                                                    3,619
  Accounts receivable                       (13,490)          (154)        39,587                     25,943
  Intercompany receivable
   (payable)                                 75,423        (72,255)        (3,168)
  Refundable income                           3,657                                                    3,657
   taxes
  Inventories                                74,112         18,949                                    93,061
  Assets held for sale                          864         41,714                                    42,578
  Deferred income taxes                      17,395         (2,386)                                   15,009
  Other current assets                          879             48              -              -         927
                                           --------       --------        -------   ------------    --------
     Total current assets                   180,754        (14,051)        36,432              -     203,135
                                           --------       --------        -------   ------------    --------

Property and equipment, net                  69,659         37,109                                   106,768
Investment in subsidiaries                   41,575                                      (41,575)          -
Intangible assets, net                      171,432         16,993          2,587                    191,012
Other                                         3,311            130              -              -       3,441
                                           --------       --------        -------   ------------    --------
    Total Assets                           $466,731       $ 40,181        $39,019   $    (41,575)   $504,356
                                           ========       ========        =======   ============    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
 (DEFICIT)

Current liabilities:
  Current portion of long-
    term debt                              $  1,652       $  1,182        $         $               $ 11,834
  Accounts payable and
   accrued expenses                          62,869         19,014                                    81,883
  Income taxes payable                          494              -              -              -         494
                                           --------       --------        -------   ------------    --------
    Total current liabilities                74,015         20,196              -              -      94,211
                                           --------       --------        -------   ------------    --------

Long-term debt                              442,134          1,660                                   443,794
Other liabilities                             2,702                                                    2,702
Deferred income taxes                        14,301         15,769              -              -      30,070
                                           --------       --------        -------   ------------    --------
    Total liabilities                       533,152         37,625              -              -     570,777
                                           --------       --------        -------   ------------    --------

Stockholders' equity (deficit):
 Common stock                                                    1             10            (11)          -
 Additional paid-in capital                  28,998                        37,370        (37,370)     28,998
 Retained earnings                          (95,419)         2,555          1,639         (4,194)    (95,419)
                                           --------       --------        -------   ------------    --------
  Total stockholders' equity
   (deficit)                                (66,421)         2,556         39,019        (41,575)    (66,421)
                                           --------       --------        -------   ------------    --------

    Total liabilities and
      stockholders' equity
      (deficit)                            $466,731       $ 40,181        $39,019   $    (41,575)   $504,356
                                           ========       ========        =======   ============    ========




 CONDENSED CONSOLIDATING BALANCE SHEET


                                                             JUNE 30, 1996
                                   ------------------------------------------------------------------
                                                GUARANTOR     NONGUARANTOR               CONSOLIDATED
                                    DELAWARE   SUBSIDIARIES    SUBSIDIARY   ELIMINATIONS     TOTAL
                                    --------   ------------   ------------  ------------     -----
ASSETS
Current Assets:
 Cash                               $  2,834       $    294        $    13  $               $  3,141
 Restricted cash                       1,225            870                                    2,095
 Accounts receivable                  24,041         10,181         10,773                    44,995
 Intercompany receivable
  (payable)                           17,540        (42,619)        25,079
 Inventories                          83,514         28,140                                  111,654
 Assets held for sale                                   445                                      445
 Deferred income taxes                 6,166                           690                     6,856
 Management services
  agreement                                           5,000                                    5,000

 Other current assets                  2,311            424              -             -       2,735
                                    --------       --------        -------  ------------    --------
   Total current assets              137,631          2,735         36,555                   176,921

Property and equipment, net           70,786         61,692                                  132,478
Investment in subsidiaries            85,090         12,791                      (97,881)
Intangible assets, net               166,242         35,339            439                   202,020
Other                                  2,071            185              -             -       2,256
                                    --------       --------        -------  ------------    --------
  Total assets                      $461,821       $112,742        $36,994  $    (97,881)   $513,676
                                    ========       ========        =======  ============    ========

LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
 Current portion of long
  term debt                         $ 13,133       $  1,480        $        $               $ 14,613
 Accounts payable and
  accrued expenses                    61,564         20,638            151                    82,353
 Income taxes payable                 (5,262)         5,139            304             -         181
                                    --------       --------        -------  ------------    --------
  Total current liabilities           69,436         27,257            455                    97,147

Long term debt                       443,026          4,780                                  447,806
Other liabilities                      3,033            693                                    3,726
Deferred income taxes                 13,226         18,670              -             -      31,896
                                    --------       --------        -------  ------------    --------
  Total liabilities                  528,721         51,400            455                   580,576

Stockholders' equity (deficit):
Common stock                                            971             10          (981)
Additional paid-in capital            14,240         51,676         35,399       (87,075)     14,240
Retained earnings                    (81,140)         8,695          1,130        (9,825)    (81,140)
                                    --------       --------        -------  ------------    --------
Total stockholders' equity
  (deficit)                          (66,900)        61,342         36,539       (97,881)    (66,900)
                                    --------       --------        -------  ------------    --------

Total liabilities and
 stockholders' equity
 (deficit)                          $461,821       $112,742        $36,994  $    (97,881)   $513,676
                                    ========       ========        =======  ============    ========


                                                     11

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                                                     FOR THE THREE MONTHS ENDED JUNE 30, 1996
                                     ------------------------------------------------------------------------
                                                  GUARANTOR      NONGUARANTOR                    CONSOLIDATED
                                     DELAWARE    SUBSIDIARIES     SUBSIDIARY     ELIMINATIONS        TOTAL
                                     --------    ------------    ------------    ------------    ------------
Net sales                            $ 88,108       $32,610         $     -         $(6,619)        $114,099
Cost of sales                          72,045        23,742               -          (6,619)          89,168
                                     --------       -------         -------        --------         --------
Gross profit                           16,063         8,868                                           24,931

Operating expenses:
 Selling and marketing                  3,025           868                                            3,893
 General and administrative             7,738           917            (823)              -            7,832
                                     --------       -------         -------        --------         --------
Income (loss) from operations           5,300         7,083             823               -           13,206
                                     --------       -------         -------        --------         --------
Other income (expense):
  Interest                            (12,289)          (27)           (175)                         (12,491)
  Other income, net                     2,287        (1,787)              -               -              500
                                     --------       -------         -------        --------         --------
 Income (loss) before income
   taxes                               (4,702)        5,269             648                            1,215
Provision (benefit) for income
   taxes                                 (311)          531             304               -              524
                                     --------       -------         -------        --------         --------
Income (loss) before equity in
  net earnings of subsidiaries
  and extraordinary items              (4,391)        4,738             344                              691
Equity in net earnings of
  subsidiaries                          5,082             -               -          (5,082)               -
                                     --------       -------         -------        --------         --------
Income (loss) before
  extraordinary item                      691         4,738             344          (5,082)             691
Extraordinary loss from
  extinguishment of debt, net          (1,300)            -          (1,300)          1,300           (1,300)
                                     --------       -------         -------        --------         --------
Net income (loss)                    $   (609)      $ 4,738         $  (956)        $(3,782)        $   (609)
                                     ========       =======         =======        ========         ========

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                                                                FOR THE SIX MONTHS ENDED JUNE 30, 1996
                                              --------------------------------------------------------------------------
                                                           GUARANTOR       NONGUARANTOR                     CONSOLIDATED
                                              DELAWARE    SUBSIDIARIES      SUBSIDIARY      ELIMINATIONS        TOTAL
                                              --------    ------------     ------------     ------------    ------------
Net sales                                     $174,384        $69,599        $                $(9,776)         $234,207
Cost of sales                                  142,745         52,779              -           (9,776)          185,748
                                              --------        -------        -------         --------          --------
Gross profit                                    31,639         16,820                                            48,459

Operating expenses:
 Selling and marketing                           5,512          1,708                                             7,220
 General and administrative                     15,150          2,047         (1,667)               -            15,530
                                              --------        -------        -------         --------          --------
 Income (loss) from Operations                  10,977         13,065          1,667                -            25,709

Other income (expenses):
 Interest                                      (24,677)           (83)          (273)               -           (25,033)
 Other income, net                               2,941         (2,171)             -                -               770
                                              --------        -------        -------         --------          --------
Income (loss) before income
 taxes                                         (10,759)        10,810          1,394                              1,446

Provision (benefit) for income
 taxes                                          (4,647)         4,670            602                -               625
                                              --------        -------        -------         --------          --------

Income (loss) before equity in
 net earnings of subsidiaries
 and extraordinary items                        (6,111)         6,140            792                                821

Equity in net earnings of
 subsidiaries                                    6,932              -              -           (6,932)                -
                                              --------        -------        -------         --------          --------

Income (loss) before
 extraordinary items                               821          6,140            792           (6,932)              821

Extraordinary loss from
 extinguishment of debt, net                    (1,300)             -         (1,300)           1,300            (1,300)
                                              --------        -------        -------         --------          --------

Net income (loss)                             $   (479)       $ 6,140        $  (508)         $(5,632)         $   (479)
                                              ========        =======        =======         ========          ========

CONDENSED CONSOLIDATING CASH FLOW INFORMATION


                                                                   FOR THE SIX MONTHS ENDED JUNE 30, 1996
                                           ---------------------------------------------------------------------------------------
                                                                GUARANTOR        NONGUARANTOR                       CONSOLIDATED
                                              DELAWARE         SUBSIDIARIES       SUBSIDIARY       ELIMINATIONS        TOTAL
                                           ---------------    ---------------  ----------------  ----------------  ---------------
Net cash provided by (used in)
 operating activities                      $ 55,890           $(41,825)            $ 414              $     -        $ 14,479

Investing activities:
Proceeds of sale of assets                      864             47,939                                                 48,803
Acquisition of Niagara                      (52,647)               271                                                (52,376)
Other                                        (1,776)            (5,561)                -                    -          (7,337)
                                           --------           --------             -----              -------        --------
Net cash provided by (used in)
 investing activities                       (53,559)            42,649                                                (10,910)
                                           --------           --------             -----              -------        --------
Financing activities
Proceeds from issuance of debt               33,272                                                                    33,272
Repayment of old accounts
 receivable facility                        (45,000)                                                                  (45,000)
Proceeds from new accounts
 receivable facility                         35,000                                                                    35,000
Repayment of new accounts
 receivable facility                        (10,000)                                                                  (10,000)
Repayment of long term debt                 (29,896)              (483)                                               (30,379)
Debt issuance costs                          (1,248)                                (414)                              (1,662)
Other                                             -                  -                 -                    -               -
                                           --------           --------             -----              -------        --------
Net cash provided by (used in)
 financing activities                       (17,872)              (483)             (414)                   -         (18,769)
                                           --------           --------             -----              -------        --------
Net increase (decrease) in cash             (15,541)               341                 0                              (15,200)

Cash, beginning of period                    18,295                 33                13                               18,341
                                           --------           --------             -----              -------       ---------
Cash, end of period                        $  2,754           $    374             $  13              $     -       $   3,141
                                           ========           ========             =====              =======       =========

                                                                14

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED JUNE 30, 1995


          Net sales for the three months ended June 30, 1996 increased by $69.3 million, or 155%, to $114.1 million from $44.8 million for the three months ended June 30, 1995. Of this net sales increase, $59.5 million is related to the acquisition of Williamhouse and $12.9 million is related to the acquisition of the Globe-Weis. Ampad division net sales decreased by $3.1 million in the second quarter of 1996 compared to the unusually strong second quarter of 1995. The strong 1995 second quarter was due to certain of the Company's customers increasing inventory levels in anticipation of supply shortages.

          Gross profit for the three months ended June 30, 1996 increased by $17 million, or 215%, to $24.9 million from $7.9 million for the three months ended June 30, 1995. Approximately $16.3 million of the increase in gross profit is
attributable to the acquisition of Williamhouse.   Gross profit margin increased
to 21.8% for the three months ended June 30, 1996 from 17.6% for the three months ended June 30, 1995. The increase in gross profit margin is primarily attributable to higher margins of the Williamhouse division.

          SG&A expenses for the three months ended June 30, 1996 increased $8.9 million, or 318%, to $11.7 from $2.8 million for the three months ended June 30, 1995. Approximately $7.8 million is attributable to the acquisition of Williamhouse and $1.1 million to amortization of goodwill and intangibles related to the acquisitions.

          Interest expense for the three months ended June 30, 1996 increased $10.4 million to $12.5 million from $2.1 million for the three months ended June 30, 1995. The increase is attributable primarily to higher debt related to the acquisitions.

          The income tax provision for the three month period ended June 30, 1996 reflects an effective tax rate of 43.1% versus an effective tax rate of 38.3% for the three month period ended June 30, 1995. The increase is attributable primarily to the nondeductible goodwill amortization resulting from the Williamhouse acquisition.


          Extraordinary item representing an after tax loss on extinguishment of debt of $1.3 million ($2.3 million pretax) was recognized as a result of the write off of unamortized deferred financing costs.


SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED JUNE 30, 1995

          Net sales for the six months ended June 30, 1996 increased by $142.0 million, or 154%, to $234.2 million from $92.2 million for the six months ended June 30, 1995. Of this net sales increase, $122.7 million is related to the acquisition of Williamhouse and $28.1 million is related to the acquisition of Globe-Weis. Ampad division net sales decreased by $8.8 million in the first half of 1996 compared to the unusually strong first half of 1995. The strong 1995 first half was due to certain of the Company's customers increasing inventory levels in anticipation of supply shortages.

          Gross profit for the six months ended June 30, 1996 increased by $35.3 million, or 267%, to $48.5 million from $13.2 million for the six months ended June 30 1995. Approximately $31.8 million of the increase in gross profit is attributable to the acquisition of Williamhouse. Gross profit margin increased to 20.7% for the six months ended June 30, 1996 from 14.3% for the six months ended June 30, 1995. The increase in gross profit margin is primarily attributable to higher margins of the Williamhouse division.

          SG&A expenses for the six months ended June 30, 1996 increased $17.2 million, or 307%, to $22.8 from $5.6 million for the six months ended June 30, 1995. Approximately $15.1 million is attributable to the acquisition of Williamhouse and $2.1 million to amortization of goodwill and intangibles related to the acquisitions.

          Interest expense for the six months ended June 30, 1996 increased $21.2 million to $25.0 million from $3.8 million for the six months ended June 30, 1995. The increase is attributable primarily to higher debt related to the acquisitions.

          The income tax provision for the six month period ended June 30, 1996 reflects an effective tax rate of 43.2% versus an effective tax rate of 38.3% for the six month period ended June 30, 1995. The increase is attributable primarily to the nondeductible goodwill amortization resulting from the Acquisition.

          Extraordinary item representing an after tax loss on extinguishment of debt of $1.3 million ($2.3 million pretax) was recognized as a result of the write off of unamortized deferred financing costs.

          The first half of 1996 may not be indicative of future anticipated operating results due to the Company's significant acquisition activity. See
Note 3 in Item 1.


LIQUIDITY AND CAPITAL RESOURCES

          Net cash provided by operating activities for the six months ended June 30, 1996 was $14.5 million compared to a use of cash of $16.9 million for the six months ended June 30, 1995.

          Cash used in investing activities for the six months ended June 30, 1996 and 1995 was $10.9 million and $.7 million, respectively. The use of cash for the six months ended June 30, 1996 was principally due to the Niagara acquisition ($52.4 million) and purchases of equipment ($4.8 million), offset by proceeds from the sale of the Personalizing Division ($47.9 million). The use of cash for the six months ended June 30, 1995 was primarily due to purchases of equipment.

          Cash used in financing activities six months ended June 30, 1996 was $18.8 million primarily due to refinancing of the $45 million accounts receivable facility with a new $60 million accounts receivable facility. In connection with this refinancing the Company received $35 million from the New Bank Credit Agreement and repaid the $45 million under the existing Bank Credit Agreement. Additionally, the Company repaid $10 million under the new facility with proceeds from the sale of the Personalizing Division.

          Effective July 8, 1996, the Company completed the Offering of 12,500,000 shares of common stock. The net proceeds to the Company from the Offering were $176.8 million. The Company used proceeds to (i) repay $95.8 million on the indebtedness incurred under the Bank Credit Agreement, (ii) redeem $70 million aggregate principal amount of the Notes (iii) pay $7.7 million in redemption premiums on the Notes and (iv) pay approximately $3.3 million in fees associated with the Offering.

          Contemporaneously with the Offering, the Company refinanced and retired all remaining indebtedness under the Bank Credit Agreement with the proceeds of the loans under the New Bank Credit Agreement. As a result of the refinancing, effective July 8, 1996, the Company borrowed $162 million in revolving loans and $6.5 million in Swingline loans. The proceeds of these loans were used to (i) pay off the remaining $145 million in Term Loans, $5 million in revolver loans and $7.7 million in swingline loans outstanding under the Bank Credit Agreement and (ii) pay approximately $8.6 million in fees associated with the New Bank Credit Agreement. The New Bank Credit Agreement provides a revolving credit facility of $300 million subject to the following principal terms: Loans made under the New Bank Credit Agreement bear interest at a rate per annum equal to, at the Company's option, (i) the Base Rate plus the Applicable Margin or (ii) the LIBOR Rate plus the Applicable Margin (as each term is defined in the New Bank Credit Agreement). The Applicable Margin varies from 0% to 1.75%, based on the Company's level of debt as compared to earnings ("Leverage Ratio"). The Company's margin is 1.50%. Availability under the New Bank Credit Agreement is subject to an unused Commitment Fee which, like the Applicable Margin, varies from .3% to .5% based on the Company's Leverage Ratio. The Company's current rate is .45%. Availability under the New Bank Credit Agreement will be reduced to the extent of the net proceeds of a sale of assets by the Company, the net proceeds of an issuance of debt by the Company or 50% of the net proceeds of an issuance of equity by the Company. Availability will also be reduced by $50 million in 1999 and $50 million in 2000. The New Bank Credit Agreement will terminate in 2001. The Company will be permitted to make acquisitions under the New Bank Credit Agreement up to an aggregate of $25 million without consent of the Agent (as defined) and up to $50 million if, on a pro forma basis giving effect to such acquisition, the Company's Leverage Ratio is less than 3.0:1.0. As a result of the New Bank Credit Agreement, the Company's effective interest rate under its senior credit facility will be reduced by 189 basis points contemporaneously with the Offering.

     On May 29, 1996, the Company refinanced its $45 million accounts receivable facility with a new $60 million accounts receivable facility. Under the new facility the Company may sell, on a revolving basis, an undivided interest in a designated pool of trade accounts receivable. At June 30, 1996, $25 million of accounts receivable were sold under the program. The agreement expires in 2000.

     Management believes that based on current levels of operations and anticipated internal growth, cash flow from operations, together with other available sources of funds including borrowings under the New Bank Credit Agreement and available cash on hand at June 30, 1996 of $3.1million, will be adequate for the foreseeable future to make required payments of principal and interest on the Company's indebtedness, to fund anticipated capital expenditures and working capital requirements, including the aforementioned restructuring costs, and to enable the Company and its subsidiaries to comply with the terms of their debt agreements. However, actual capital requirements may change, particularly as a result of any acquisitions which the Company may make. The ability of the Company to meet its debt service obligations and reduce its total debt will be dependent, however, upon the future performance of the Company and its subsidiaries which, in turn, will be subject to general economic conditions and to financial, business and other factors, including factors beyond the Company's control. A portion of the consolidated debt of the Company bears interest at floating rates; therefore, its financial condition is and will continue to be affected by changes in prevailing interest rates. The Company has entered into an interest rate protection agreement to minimize the impact from a rise in interest rates.

PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

     Pursuant to Section 228 of the General Corporation Law of the State of Delaware, on June 22, 1996, the stockholders of the Company, by written consent without a meeting, adopted resolutions:

     1.  Approving the Restated Certificate of Incorporation of the Company.

     2.  Approving the Amended and Restated By-laws of the Company.

     3.  Approving the adoption of the 1996 Key Employee Stock Incentive Plan.

     4. Approving the adoption of the 1996 Non-Employee Director Stock Option Plan.

     5.  Approving the adoption of the Management Stock Purchase Plan.

     6. Election (i) Gregory M. Benson and Jonathan S. Lavine as Class I Directors, to serve until the annual meeting of stockholders in 1997;
         (ii) Russell M. Gard and Marc B. Wolpow as Class II Directors, to serve until the annual meeting of stockholders in 1998; and (iii) Charles G. Hanson III and Robert C. Gay as Class III Directors, to serve until the annual meeting of stockholders in 1999.

     Votes Cast for the above matters: Common Stock - 900,000 and Preferred Stock - 58,449.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits. The following Exhibits are filed herewith and made a part hereof:

Exhibit No.                     Description of Exhibit
- - -----------                     ----------------------

3.1(i)          Restates Certificate of Incorporation of the Company.

3.1(ii)         Amended and Restated By-Laws of the Company.

4.1 Credit Agreement, dated as of July 8, 1996, among the Company, WR Acquisition, Inc., American Pad & Paper Company of Delaware, Inc., various Lending Institutions, Bank of Tokyo-Mitsubishi Trust Company, Bank One, Texas, N.A., The Bank of Nova Scotia and the First National Bank of Boston, as Co-Agents and Bankers Trust Company, as Agent. (1)

4.2 Security Agreement, dated as of July 8, 1996, among the Company, WR Acquisition, Inc., American Pad & Paper Company of Delaware, Inc., certain other subsidiaries of American Pad & Paper Company, and Bankers Trust Company, as Collateral Agent. (1)

4.3 Pledge Agreement, dated as of July 8, 1996, among the Company, WR Acquisition, Inc., American Pad & Paper Company of Delaware, Inc., the Lenders from time to time party thereto, and Bankers Trust Company, as Agent. (1)

4.4 Form of Revolving and Swingline Note of American Pad & Paper Company of Delaware, Inc.

4.5 Subsidiary Guaranty, dated as of July 8, 1996, among each of the Company's subsidiaries named therein and Bankers Trust Company, as Agent for the Bank. (1)

10.1   1996 Key Employee Stock Incentive Plan of the Company.

10.2   1996 Non-Employee Director Stock Option Plan of the Company.

10.3   Management Stock Purchase Plan of the Company.

27.1   Financial Data Schedule.

- - ------------------------
(1) The Company agrees to furnish supplementally to the Commission a copy of any omitted schedule or exhibit to such agreement upon request by the Commission.

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the period presented.

     Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: August 13, 1996                           American Pad & Paper Company

                                                American Pad & Paper Company
                                                Of Delaware, Inc.


                                                By: /s/ Kevin W. McAleer
                                                    -------------------------
                                                    Kevin W. McAleer
                                                    Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit No.                 Description of Exhibit                      Page No.
- - -----------                 ----------------------                      --------
 3.1(i)       Restated Certificate of Incorporation of the Company.

 3.1(ii)      Amended and Restated By-Laws of the Company.

 4.1          Credit Agreement, dated as of July 8, 1996, among the
              Company, WR Acquisition, Inc., American Pad & Paper
              Company of Delaware, Inc., various Lending Institutions,
              Bank of Tokyo-Mitsubishi Trust Company, Bank One, Texas,
              N.A., The Bank of Nova Scotia and The First National
              Bank of Boston, as Co-Agents and Bankers Trust Company, as Agent.(1)

 4.2          Security Agreement, dated as of July 8, 1996, among the
              Company, WR Acquisition, Inc., American Pad & Paper
              Company of Delaware, Inc., certain other subsidiaries of American Pad & Paper Company, and Bankers Trust Company, as Collateral Agent.(1)

 4.3          Pledge Agreement, dated as of July 8, 1996, among the
              Company, WR Acquisition, Inc., American Pad & Paper
              Company of Delaware, Inc., the lenders from time to time party thereto, and Bankers Trust Company, as Agent.(1)

 4.4          Form of Revolving and Swingline Note of American Pad &
              Paper Company of Delaware, Inc.

 4.5 Subsidiary Guaranty, dated as of July 8, 1996, among each of the Company's subsidiaries named therein and Bankers Trust Company, as Agent for the Bank.(1)

 10.1         1996 Key Employee Stock Incentive Plan of the Company.

 10.2         1996 Non-Employee Director Stock Option Plan of the
              Company.

 10.3         Management Stock Purchase Plan of the Company.

 27.1         Financial Data Schedule.

- - -----------------------
(1) The Company agrees to furnish supplementally to the Commission a copy of any omitted schedule or exhibit to such agreement upon request of the Commission.