Form 10-Q/A
period 1996-06-30
AMERICAN PAD & PAPER CO OF DELAWARE INC
filed 1996-08-16
CIK 817647

===============================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q/A

     AMENDMENT NO. 1 TO QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

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

     American Pad & Paper Company                    Yes        No  X
                                                        ----       ----
     American Pad & Paper Company of Delaware, Inc.  Yes        No  X
                                                        ----       ----

     As of August 10, 1996, American Pad & Paper Company had 27,399,809 shares of Common Stock outstanding. As of August 10, 1996, American Pad & Paper Company of Delaware, Inc. had 100 shares of Common Stock outstanding, all of which are owned by American Pad & Paper Company.


===============================================================================

                          AMERICAN PAD & PAPER COMPANY

                 AMERICAN PAD & PAPER COMPANY OF DELAWARE, INC.

                      QUARTERLY PERIOD ENDED JUNE 30, 1996

                                     INDEX

                                                                        Page No.

PART II.   OTHER INFORMATION
           Item 6. Exhibits and Reports on Form 8-K......................   2

                          PART II.  OTHER INFORMATION

     Item 6 of the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996 of American Pad & Paper Company and American Pad & Paper Company of Delaware, Inc., as filed with the Securities and Exchange Commission on August 14, 1996, hereby is amended by deleting such item in its entirety and replacing it as follows:

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits. The following Exhibits are filed herewith and made a part hereof:


Exhibit No.                       Description of Exhibit
- - -----------                       ----------------------
3.1(i)       Restated Certificate of Incorporation of the Company.

3.1(ii)      Amended and Restated By-Laws of the Company.

4.1          Credit Agreement, dated as of July 8, 1996, among the Company, WR
             Acquisition, Inc., American Pad & Paper Company of Delaware, Inc., various Lending Institutions, Bank of Tokyo-Mitsubishi Trust
             Company, Bank One, Texas, N.A., The Bank of Nova Scotia and The
             First National Bank of Boston, as Co-Agents and Bankers Trust
             Company, as Agent./(1)/

4.2          Security Agreement, dated as of July 8, 1996, among the Company, WR
             Acquisition, Inc., American Pad & Paper Company of Delaware, Inc., certain other subsidiaries of American Pad & Paper Company, and Bankers Trust Company, as Collateral Agent./(1)/

4.3          Pledge Agreement, dated as of July 8, 1996, among the Company, WR
             Acquisition, Inc., American Pad & Paper Company of Delaware, Inc., the lenders from time to time party thereto, and Bankers Trust
             Company, as Agent./(1)/

4.4          Form of Revolving and Swingline Note of American Pad & Paper
             Company of Delaware, Inc.

4.5 Subsidiary Guaranty, dated as of July 8, 1996, among each of the Company's subsidiaries named therein and Bankers Trust Company, as Agent for the Bank./(1)/

*4.6         Amended and Restated Pooling and Servicing Agreement, dated as of
             May 29, 1996, among Notepad Funding Corporation, as Transferor,
             American Pad & Paper Company of Delaware, Inc., as Servicer, and
             Manufacturers and Traders Trust Company, as Trustee./(1)/

*4.7 Series 1996-1 Supplement to Pooling and Servicing Agreement, dated as of May 29, 1996, among Notepad Funding Corporation, as
             Transferor, American Pad & Paper Company of Delaware, Inc., as
             Servicer, and Manufacturers and Traders Trust Company, as Trustee.


Exhibit No.                         Description of Exhibit
- - -----------                         ----------------------
*4.8         Certificate Purchase Agreement (Series 1996-1, Class A), dated as of May 29, 1996, among Notepad Funding Corporation, American Pad &
             Paper Company of Delaware, Inc., the Purchasers described therein and ABN AMRO Bank N.V., as Agent.

*4.9 Certificate Purchase Agreement (Series 1996-1, Class B), dated as of May 29, 1996, among Notepad Funding Corporation, American Pad &
             Paper Company of Delaware, Inc. and Caisse Nationale de Credit
             Agricole, as Purchaser.

*4.10        Amended and Restated Receivables Purchase Agreement, dated as of
             May 29, 1996, between American Pad & Paper Company of Delaware,
             Inc., certain of its Subsidiaries and Notepad Funding Corporation, as Buyer.

*4.11        Amended and Restated Guaranty, dated as of May 29, 1996, issued by
             American Pad & Paper Company of Delaware, Inc. for the benefit of
             Notepad Funding Corporation.

10.1         1996 Key Employee Stock Incentive Plan of the Company.

10.2         1996 Non-Employee Director Stock Option Plan of the Company.

10.3         Management Stock Purchase Plan of the Company.

27.1         Financial Data Schedule.

_______________

/(1)/ The Company agrees to furnish supplementally to the Commission a copy of any omitted schedule or exhibit to such agreement upon request by the Commission.

*      Filed with this Amendment No. 1 to Quarterly Report on Form 10-Q.

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the period presented.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 15, 1996                     AMERICAN PAD & PAPER COMPANY

                                           AMERICAN PAD & PAPER COMPANY OF
                                           DELAWARE, INC.


                                           By /s/ Kevin W. McAleer
                                              ----------------------------------
                                              Kevin W. McAleer
                                              Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit No.                   Description of Exhibit
- - -----------                   ----------------------
3.1(i)       Restated Certificate of Incorporation of the Company.

3.1(ii)      Amended and Restated By-Laws of the Company.

4.1          Credit Agreement, dated as  of July 8, 1996, among the Company,
             WR Acquisition, Inc., American Pad & Paper Company of Delaware,
             Inc., various Lending Institutions, Bank of Tokyo-Mitsubishi Trust
             Company, Bank One, Texas, N.A., The Bank of Nova Scotia and The
             First National Bank of Boston, as Co-Agents and Bankers Trust
             Company, as Agent./(1)/

4.2          Security Agreement, dated as of July 8, 1996, among the Company, WR
             Acquisition, Inc., American Pad & Paper Company of Delaware, Inc., certain other subsidiaries of American Pad & Paper Company, and Bankers Trust Company, as Collateral Agent./(1)/

4.3          Pledge Agreement, dated as of July 8, 1996, among the Company, WR
             Acquisition, Inc., American Pad & Paper Company of Delaware, Inc., the lenders from time to time party thereto, and Bankers Trust
             Company, as Agent./(1)/

4.4          Form of Revolving and Swingline Note of American Pad & Paper
             Company of Delaware, Inc.

4.5 Subsidiary Guaranty, dated as of July 8, 1996, among each of the Company's subsidiaries named therein and Bankers Trust Company, as Agent for the Bank./(1)/

*4.6         Amended and Restated Pooling and Servicing Agreement, dated as of
             May 29, 1996, among Notepad Funding Corporation, as Transferor,
             American Pad & Paper Company of Delaware, Inc., as Servicer, and
             Manufacturers and Traders Trust Company, as Trustee./(1)/

*4.7 Series 1996-1 Supplement to Pooling and Servicing Agreement, dated as of May 29, 1996, among Notepad Funding Corporation, as
             Transferor, American Pad & Paper Company of Delaware, Inc., as
             Servicer, and Manufacturers and Traders Trust Company, as Trustee.

*4.8 Certificate Purchase Agreement (Series 1996-1, Class A), dated as of May 29, 1996, among Notepad Funding Corporation, American Pad &
             Paper Company of Delaware, Inc., the Purchasers described therein and ABN AMRO Bank N.V., as Agent.

*4.9 Certificate Purchase Agreement (Series 1996-1, Class B), dated as of May 29, 1996, among Notepad Funding Corporation, American Pad &
             Paper Company of Delaware, Inc. and Caisse Nationale de Credit
             Agricole, as Purchaser.

*4.10        Amended and Restated Receivables Purchase Agreement, dated as of
             May 29, 1996, between American Pad & Paper Company of Delaware,
             Inc., certain of its Subsidiaries and Notepad Funding Corporation, as Buyer.

*4.11        Amended and Restated Guaranty, dated as of May 29, 1996, issued by
             American Pad & Paper Company of Delaware, Inc. for the benefit of
             Notepad Funding Corporation.

10.1         1996 Key Employee Stock Incentive Plan of the Company.

10.2         1996 Non-Employee Director Stock Option Plan of the Company.

10.3         Management Stock Purchase Plan of the Company.

27.1         Financial Data Schedule.

- - ----------------
/(1)/ The Company agrees to furnish supplementally to the Commission a copy of any omitted schedule or exhibit to such agreement upon request of the Commission.

*      Filed with this Amendment No. 1 to Quarterly Report on Form 10-Q.